Form 10-Q
period 2026-03-31
Suncrete, Inc.
filed 2026-05-15
CIK 2094433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

 to

Commission File Number:
001-43227

Suncrete, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-4989597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 E. 2nd Street Tulsa, Oklahoma	74120
(Address of principal executive offices)	(Zip Code)
(918)
355-5700
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RMIX	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act) Yes ☐ No ☒
As of May 5, 2026, 47,455,043 shares of the registrant’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), were issued and outstanding, and 24,146,609 shares of the registrant’s Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), were issued and outstanding.

Unless otherwise indicated or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to Suncrete, Inc. and its consolidated subsidiaries.

i

EXPLANATORY NOTE

On April 8, 2026, Suncrete, Inc., a Delaware corporation (the “Company”), consummated its previously announced business combination (the “Business Combination”) contemplated by that certain Business Combination Agreement, dated October 9, 2025 (the “Business Combination Agreement”), by and among the Company, Haymaker Acquisition Corp. 4, a Cayman Islands exempted company (“Haymaker”), Haymaker Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, and Concrete Partners Holding, LLC, a Delaware limited liability company (“CPH”). Please see “Note 1 – Description of Organization and Business Operations” for additional detail regarding the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. These forward-looking statements generally are identified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions or the negative of such terms or other comparable terminology. Forward-looking statements are based on assumptions as of the time they are made and are subject to risks, uncertainties and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions, include, but are not limited to:

•	the failure to realize the anticipated benefits of the Business Combination and any transactions contemplated thereby;

•	the ability to execute on the Company’s acquisition strategy;

•	the failure to integrate and realize the anticipated benefits of the Company’s acquisitions;

•	the failure of the Company to maintain the listing of its securities on Nasdaq;

•	costs related to the Business Combination and as a result of the Company becoming a public company;

•	the risk that a significant slowdown or decline in economic conditions, particularly in the southern United States, could adversely impact our results of operations;

•	the risk that reduced demand for new home construction could adversely affect the residential construction market, which could affect our financial position, operating results and liquidity;

•	the risk that our business is seasonal and subject to adverse weather;

•	changes in business, market, financial, political and regulatory conditions;

•	the ability of the Company to grow and manage growth profitably;

•	the Company’s ability to retain its management and key employees;

•

the risk that issuances of equity or debt securities, including issuances of equity securities in connection with the Company’s acquisition strategy, may adversely affect the value of the Company’s common stock and dilute its stockholders;

•	the risk that the Company experiences difficulties managing its growth and expanding operations following the consummation of the Business Combination; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report.

In addition, there may be events that the Company’s management is not able to predict accurately or over which the Company has no control.

These forward-looking statements speak only as of the date of this Quarterly Report. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation and do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I – FINANCIAL
INFORMATION
Item 1. Financial Statements.
SUNCRETE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$42,519	$31,519
Due to related party	20,000	—

TOTAL LIABILITIES	62,519	31,519

Commitments and Contingencies

STOCKHOLDER’S DEFICIT
Common stock, $0.0001 par value; 1,000 shares authorized, 100 issued and outstanding	10	10
Additional paid-in capital	—	—
Stock subscription receivable	(10)	(10)
Accumulated deficit	(62,519)	(31,519)

Total Stockholder’s Deficit	(62,519)	(31,519)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUNCRETE INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

General and administrative expenses	$31,000

Loss from operations	(31,000)

Net loss	$(31,000)

Weighted average shares of common stock outstanding, basic and diluted	1,000

Basic and diluted net loss per share of common stock	$(31.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUNCRETE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S D
EFIC
IT
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Share Subscription	Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – January 1, 2026	1,000	$10	$(10)	$—	$(31,519)	$(31,519)
Net loss	—	—	—	—	(31,000)	(31,000)

Balance – March 31, 2026 (unaudited)	1,000	$10	$(10)	$—	$(62,519)	$(62,519)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUNCRETE INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net loss	$(31,000)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,000
Due to related party	20,000

Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—

Cash – End of period	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUNCRETE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Suncrete Inc. (the “Company”) (together with its two wholly-owned subsidiaries Haymaker Merger Sub I, Inc. and Haymaker Merger Sub II, LLC) was incorporated in Delaware on September 30, 2025. The Company was formed for the purpose of consummating the transactions contemplated in the Merger Agreement, as defined below, to facilitate the consummation of the Business Combination.
Proposed Business Combination
On April 8, 2026 (the “Closing Date”), the Company consummated its previously announced business combination (the “
Closing
”)
pursuant
to that certain Business Combination Agreement, dated October 9, 2025 (the “Business Combination Agreement”), by and among the Company, Haymaker Acquisition Corp. 4, a Cayman Islands exempted company (“Haymaker” or “SPAC”), Haymaker Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Merger Sub II”), and Concrete Partners Holding, LLC, a Delaware limited liability company (“Suncrete”).
Liquidity
On March 31, 2026, the Company reported net loss of $31,000. As of March 31, 2026 and December 31, 2025, the Company had an aggregate cash of $0 and a working capital deficit of $62,519 and $31,519, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from these condensed consolidated financial statements. The closing of the Business Combination on April 8, 2026 alleviated substantial doubt.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the condensed consolidated financial statements of the Company and its wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2026.

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. For purposes of calculating diluted loss per share, the denominator includes both the weighted average number of shares outstanding during the period and the number of common share equivalents if the inclusion of such common share equivalents is dilutive.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. RELATED PARTY TRANSACTIONS
Amounts due to related party represent formation costs paid on behalf of the Company by its stockholder. The Company’s stockholder is expected to pay the accrued expenses of the Company at the closing of the Business Combination.
During the three months ended March 31, 2026, $20,000 was paid by a related party for expenses of the Company and is reflected in the accompanying condensed consolidated balance sheets. There were no amounts due to a related party as of December 31, 2025.
NOTE 4. STOCKHOLDER’S DEFICIT
Common Stock
The Company is authorized to issue 1,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there are 1,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.
NOTE 5. SEGMENT REPORTING
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision market (“CODM”), or group, in deciding how to allocate resources and assess performance.
The CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric below included in net income or loss:

March 31, 2026
General and administrative expenses	$31,000
Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 6. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these condensed consolidated financial statements, other than as described below:
On April 8, 2026 the Company consummated its previously announced business combination pursuant to that certain Business Combination Agreement, dated October 9, 2025, by and among the Company, Haymaker Acquisition Corp. 4, a Cayman Islands exempted company, Haymaker Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, and Concrete Partners Holding, LLC, a Delaware limited liability company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to Suncrete, Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Special Financial Report on Form 10-K for the fiscal year ended December 31, 2025 and in our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

This Quarterly Report includes forward-looking statements based on our current assumptions, expectations and projections about future events that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. For more information on these and other factors, see “Cautionary Note Regarding Forward-Looking Statements” herein.

Overview

The Company was incorporated in Delaware on September 30, 2025. The Company was formed for the purpose of facilitating the consummation of the Business Combination (as defined below). We had no material operations during the three months ended March 31, 2026 other than efforts to consummate the Business Combination.

Recent Developments

Thunder Acquisition

On October 17, 2025, Eagle Redi-Mix Concrete, LLC, our indirect wholly owned subsidiary (“Eagle Redi-Mix”), entered into an equity and asset purchase and contribution agreement (as amended on March 27, 2026, the “Equity and Asset Purchase and Contribution Agreement”) with SRM, Inc., an Oklahoma corporation (“Schwarz Ready Mix”), SRM Leasing, LLC, an Oklahoma limited liability company (“Schwarz Leasing”), Schwarz Sand, LLC, an Oklahoma limited liability company (“Schwarz Sand”), and the other selling parties named therein and Schwarz Ready Mix, in its capacity as a representative of the selling parties. Pursuant to the Equity and Asset Purchase and Contribution Agreement, Eagle Redi-Mix acquired substantially all of the assets of Schwarz Ready Mix and Schwarz Leasing and all of the issued and outstanding equity interests of Schwarz Sand (collectively, the “Thunder Acquisition”). The aggregate purchase price included $97.0 million in cash consideration ($74.3 million paid at closing and $22.7 million deferred until June 30, 2026) and 20,000,000 Preferred Units of Concrete Partners Holding, LLC (“CPH”) issued to the sellers as rollover equity.

Hope Acquisition

On April 28, 2026, two of our subsidiaries, Concrete Partners, LLC, a Delaware limited liability company, and Suncrete Intermediate, Inc., our newly formed subsidiary (“Purchaser Holdco”), entered into a Membership Interest Purchase Agreement (the “Hope Purchase Agreement”) and related agreements with the owners (the “Sellers”) of Hope Concrete, LLC, a Texas limited liability company (“Hope”), to acquire 100% of the ownership interests of Hope and its subsidiaries, Lafayette Concrete Division LLC, a Louisiana limited liability company, and Baton Rouge Concrete Division LLC, a Louisiana limited liability company (collectively with Hope, the “Hope Companies”). The Hope Companies are in the business of concrete manufacturing, concrete production, concrete sales, and trucking of concrete, sand, rock, cement, and fly ash. On April 28, 2026, we completed the acquisition of the Hope Companies (the “Hope Acquisition”).

After giving effect to the transactions contemplated by the Hope Purchase Agreement, the aggregate consideration consisted of (i) 220,007 shares of our Class A Common Stock issued to one of the Sellers, (ii) 69,511 shares of Class B common stock, par value $0.0001 per share, of Purchaser Holdco issued to one of the Sellers (the “Holdco Rollover Securities”) and (iii) a net closing cash payment of $39.4 million, subject to certain adjustments as set forth in the Hope Purchase Agreement, with respect to the purchased units sold by the other Sellers. In addition, we paid $27.4 million to satisfy the debt obligations of Hope.

The Holdco Rollover Securities issued by Purchaser Holdco are nonvoting, have no dividend or liquidation rights and are exchangeable for an aggregate of 695,110 shares of Class A Common Stock on the terms and subject to the conditions set forth in an Exchange Agreement, dated April 28, 2026, by and among the Company, Purchaser Holdco and Foley Bros., LLC, a Texas limited liability company.

Southern Louisiana Acquisition

On April 29, 2026, we acquired a ready-mix concrete company in Southern Louisiana for aggregate consideration consisting of (i) $31.0 million in cash at closing, (ii) 259,291 shares of Class A Common Stock issued to the sellers at closing and (iii) an earnout payment of up to $10.0 million, to be paid by us, if at all, in cash or Class A Common Stock, at our option and subject to certain limitations, based upon the acquired company’s achievement of specified performance criteria over a five-year post-closing performance period. The earnout is payable, if at all, in cash or Class A Common Stock, at the Company’s election, with the number of shares of Class A Common Stock issuable based upon the average closing price per share of the Class A Common Stock on The Nasdaq Global Market (“Nasdaq”) for the 30 consecutive trading days preceding the end of the earnout period; provided that in no event will the Company issue shares of Class A Common Stock if the issuance would exceed (a) the aggregate number of shares of Class A Common Stock that the Company may issue in compliance with the rules and regulations of Nasdaq or (b) 9.99% of the issued and outstanding shares of Class A Common Stock.

Nelson Bros. Acquisition

On May 6, 2026, we, through Hope, entered into a Membership Interest Purchase Agreement (the “Nelson Purchase Agreement”) and related agreements with the owners of Nelson Bros. Ready Mix, LLC, a Texas limited liability company (the “Nelson Bros”), to acquire 100% of the ownership interests of Nelson Bros and its subsidiary, R & R Trucking LLC, a Texas limited liability company (collectively with the Nelson Bros., the “Nelson Acquired Companies”). The Nelson Acquired Companies are in the business of concrete manufacturing, concrete production, concrete sales, and trucking for their concrete operations (including trucking of concrete, sand, rock, cement, and fly ash for use in concrete manufacturing and production). On May 6, 2026, we completed the acquisition of the Nelson Acquired Companies pursuant to the Nelson Purchase Agreement (the “Nelson Acquisition”). The owners of the Nelson Acquired Companies who are also parties to the Nelson Purchase Agreement, were Randell R. Owens, Ronda A. Owens, JAO, LLC, a Texas limited liability company (“JAO”), and Owens Regional Investments, LLC, a Texas limited liability company (“Owens Regional,” and collectively, with Mr. Owens, Ms. Owens and JAO, the “Nelson Sellers”), and Jacob Owens in his capacity as representative of the Nelson Sellers.

The aggregate consideration for the Nelson Acquisition consisted of (i) 1,296,456 shares of Class A Common Stock issued to the Nelson Sellers and (ii) $42.3 million net cash payment at closing paid to the Nelson Sellers. In addition, the Nelson Sellers will be eligible to receive a contingent earnout payment of up to $18.0 million based on the achievement of a specified trailing twelve-month materials spread target by the Nelson Acquired Companies, measured as of the end of any full calendar quarter ending during the five-year period following the closing of the Nelson Acquisition, with Hope having the option to satisfy up to 50% of any such earnout payment by issuing shares of our Class A Common Stock in lieu of cash (the “Nelson Earnout Stock Consideration”) at a future average closing stock price, subject to applicable Nasdaq listing rules and other limitations on the issuance of Nelson Earnout Stock Consideration, with the number of shares of Class A Common Stock issuable based upon the average closing price per share of the Class A Common Stock on Nasdaq for the 30 consecutive trading days preceding the end of the earnout period; provided that in no event will the Company issue shares of Class A Common Stock if the issuance would exceed (a) the aggregate number of shares of Class A Common Stock that the Company may issue in compliance with the rules and regulations of Nasdaq or (b) 9.99% of the issued and outstanding shares of Class A Common Stock.

Business Combination with Haymaker

On April 8, 2026 (the “Closing Date”), we consummated our previously announced business combination pursuant to that certain Business Combination Agreement, dated October 9, 2025 (the “Business Combination Agreement”), by and among the Company, Haymaker Acquisition Corp. 4 (“Haymaker”), CPH, Haymaker Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), and Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Merger Sub II”). Pursuant to the Business Combination Agreement, the Business Combination was effected on the Closing Date in several steps: (a) Haymaker transferred by way of continuation out of its jurisdiction of incorporation from the Cayman Islands and domesticated into the State of Delaware in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands (the “Domestication”), (b) immediately following the Domestication, Merger Sub I merged with and into Haymaker (the “Initial Merger”), with Haymaker surviving the Initial Merger as a wholly owned subsidiary of the Company; and (c) immediately following the Initial Merger, Merger Sub II merged with and into CPH (the “Acquisition Merger,” and together with the Initial Merger, the Domestication, and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with CPH surviving the Acquisition Merger as a wholly owned subsidiary of the Company. Prior to the closing of the Initial Merger, we issued an aggregate of 26,000 shares of our Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share, which was initially convertible into an aggregate of 1,444,445 shares of our Class A Common Stock, in exchange for all of the outstanding Senior Preferred Units of CPH.

The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Under this method of accounting, although Haymaker acquired all of our outstanding equity interests in the Business Combination, CPH will be treated as the accounting acquirer for financial reporting purposes. Accordingly, the Business Combination will be reflected as the equivalent of CPH issuing shares for the net assets of Haymaker, followed by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination will be those of CPH in reports covering periods following the Business Combination.

Credit Agreement Amendments

We are party to a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and certain lenders party thereto. On October 17, 2025, in connection with the Thunder Acquisition, we amended the Credit Agreement to increase our five-year $130.0 million term loan agreement by $75.0 million (the “Term Loan Facility”) and our $25 million revolving credit facility by $10.0 million (the “Revolving Credit Facility”). On March 25, 2026, we entered into that certain Consent and Second Amendment to Credit Agreement and First Amendment to Security and Pledge Agreement to, among other things, permit the consummation of the Business Combination and giving effect to the closing of the Business Combination, to add us and Haymaker as guarantors under the Credit Agreement. On April 7, 2026, we and, giving effect to the closing of the Business Combination, CPH and Haymaker, entered into that certain Limited Consent and Third Amendment to Credit Agreement to, among other things, permit the forward purchase agreement entered into in connection with the Business Combination. On April 28, 2026, we entered into that certain Limited Consent and Fourth Amendment to Credit Agreement (the “Fourth Amendment,” and the Credit Agreement, as amended through the date of the Fourth Amendment, the “Amended Credit Agreement”) to, among other things, permit the consummation of certain acquisitions, including the joinder to the Amended Credit Agreement of Purchaser Holdco, a subsidiary formed in connection with the Hope Acquisition.

Equipment Loan

On December 30, 2025, we entered into a five-year $4.8 million equipment security note (“Equipment Loan”). The Equipment Loan is a part of a master agreement that permits multiple equipment notes under the master agreement.

Liquidity and Capital Resources

For the three months ended March 31, 2026, we reported a net loss of $31,000. As of March 31, 2026 and December 31, 2025, we had an aggregate cash of $0 and a working capital deficit of $62,519 and $31,519, respectively.

On the Closing Date, we announced the closing of our previously announced Business Combination. As of this filing, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of the Business Combination.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements, as summarized below.

Cash and Cash Equivalents

We consider all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2026.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. For purposes of calculating diluted loss per share, the denominator includes both the weighted average number of shares outstanding during the period and the number of common share equivalents if the inclusion of such common share equivalents is dilutive.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Emerging Growth Company Status

We are an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such a time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation or (v) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earliest to occur of (a) the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, adjusted yearly for inflation; (c) the date on which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act; and (d) the date on which we have issued more than $1 billion in non-convertible debt over a three-year period. We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in our future filings with the Securities and Exchange Commission (the “SEC”). As a result, the information that we provide to holders of our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests. We have elected to avail ourselves of the provision of the JOBS Act that permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we had no material exposure to market risk.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our consolidated financial statements and the related notes and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. Below is a summary of our risk factors with a more detailed discussion following:

•	There are risks related to our operating strategy.

•	Our failure to successfully identify, complete, manage and integrate acquisitions could reduce our earnings and slow our growth.

•	A significant slowdown or decline in economic conditions, particularly in the southern United States, could adversely impact our results of operations.

•	Because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.

•	Reduced demand for new home construction could adversely affect the residential construction market, which could affect our financial position, operating results and liquidity.

•	Our operating results may vary significantly from one reporting period to another and may be adversely affected by the cyclical nature of the markets we serve.

•	A significant downturn in the construction industry may result in an impairment of our goodwill.

•	Our business is seasonal and subject to adverse weather.

•	Our business depends on the availability of sand and aggregate reserves or deposits and our ability to obtain or mine them economically.

•	We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.

•	We depend on our information technology systems and processes, which are subject to cybersecurity and data leakage risks.

•	We depend on third parties for concrete equipment and materials essential to operate our business.

•

We use large amounts of electricity and diesel fuel that are subject to potential reliability issues, supply constraints, and significant price fluctuation, which could affect our financial position, operating results and liquidity.

•	Delays or interruptions of our transportation logistics could affect operating results.

•	Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

•	Our business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.

•	Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

•

Our operations are subject to various hazards, including natural disasters, that may cause personal injury or property damage for which we have a limited amount of insurance, and our business, operating costs and profitability could be adversely affected.

•	Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

•	The Amended Credit Agreement restricts our ability to engage in some business and financial transactions.

•

We may need to raise additional capital in the future, and we may not be able to do so on favorable terms or at all, which could impair our ability to operate our business or achieve our growth objectives.

•	There can be no assurance that the shares of our Class A Common Stock will be able to comply with the continued listing rules of Nasdaq.

•	The price of our Class A Common Stock may change significantly and you could lose all or part of your investment as a result.

•

The dual class structure of our Common Stock has the effect of concentrating voting control with holders of our Class B Common Stock, which limits the ability of holders of our Class A Common Stock to influence corporate matters.

•	Future sales, or the perception of future sales, of our Class A Common Stock by us or our stockholders in the public market could cause the market price for our Class A Common Stock to decline.

•	The SunTx Group (as defined below) controls the Company, and their interests may conflict with the interests of the Company or yours in the future.

•

We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•

Provisions in our Organizational Documents (as defined below) and Delaware corporate law make it more difficult to effect a change in control, which could adversely affect the price of our Class A Common Stock.

•

The Certificate of Incorporation (as defined below) designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

•

We are a “controlled company” under Nasdaq listing rules. As a result, our stockholders do not have, and may never have, certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

•	A substantial number of shares of our securities are restricted securities and, as a result, there may be limited liquidity for our Class A Common Stock.

Risks Related to Our Operations

There are risks related to our operating strategy.

A key component of our operating strategy is to operate our businesses on a decentralized basis, with local or regional management retaining responsibility for day-to-day operations, profitability and the internal growth of the individual business. If we do not implement and maintain proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices and our overall profitability could be adversely affected.

Our failure to successfully identify, complete, manage and integrate acquisitions could reduce our earnings and slow our growth.

We (including our predecessors) have acquired nine companies since 2016, including the recent Thunder Acquisition, Hope Acquisition and Nelson Acquisition. As part of our strategy to pursue growth opportunities in the Sunbelt region of the United States, we will continue to evaluate strategic acquisition opportunities that we believe have the potential to support and strengthen our business. We cannot predict the timing or size of any future acquisitions. Intense competition exists for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. We may be unable to identify and complete acquisitions on favorable terms, or at all. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell, our ability to obtain financing or capital, if needed, on satisfactory terms, and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate businesses we acquire, including the businesses of the Schwarz Ready Mix, Schwarz Leasing, Schwarz Sand, Hope and Nelson Bros. into our existing business, and acquired businesses may not be as profitable as we had expected or at all. Acquisitions involve risks that the acquired business will not perform as expected and that our expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect.

We have expanded into the Texas and Louisiana markets in connection with the recent Hope Acquisition and Nelson Acquisition, and future acquisition targets may be in geographic regions in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, as we enter into new geographic markets, we have become subject to, and may in the future become subject to, additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Our recently completed acquisitions and any future acquisitions could cause us to become involved in labor, commercial, or regulatory disputes or litigation related to any new enterprises and could require us to invest further in operational, financial and management information systems and to attract, retain, motivate and effectively manage local or regional management and additional employees. Upon completion of an acquisition, key members of the acquired company management team may resign, which could require us to attract and retain new management and could make it difficult to maintain customer relationships. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

We cannot guarantee that we will achieve synergies and cost savings in connection with recent and future acquisitions. Businesses that we may acquire could have unaudited financial statements that were prepared by management and were not independently reviewed or audited, and such financial statements could be materially different if they were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly.

A significant slowdown or decline in economic conditions, particularly in the southern United States, could adversely impact our results of operations.

We currently sell our ready-mix concrete and sand products to the construction industry in Arkansas, Oklahoma, Texas and Louisiana. A significant slowdown or decline in economic conditions or uncertainty regarding the economic outlook in the United States generally, or in the states in which we operate particularly, could reduce demand in the construction industry in our markets. Construction spending is also affected by changes in interest rates, demographic shifts, industry cycles, employment levels, inflation and other business, economic and financial factors, any of which could contribute to a downturn in construction activities or spending in these states. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel projects in our contract backlog and could create difficulties for customers to obtain adequate financing to fund new projects, including through the issuance of municipal bonds.

Because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.

The property, plants and equipment needed to produce our products and provide our services are expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.

Reduced demand for new home construction could adversely affect the residential construction market, which could affect our financial position, operating results and liquidity.

Tightening of mortgage lending, mortgage financing requirements or higher interest rates could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. In addition, the limitation of the home mortgage interest and property tax deductions could reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. Additionally, a decrease in current migration inflow patterns or increased population outflow could reduce the demand for new home construction in the areas in which we operate. A downturn in new home construction could also adversely affect our customers focused on residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable and an overall increase in working capital.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the cyclical nature of the markets we serve.

The relative demand for our products is a function of the highly cyclical construction industry. As a result, our revenue may be adversely affected by declines in the construction industry generally and in our local markets. Our results also may be materially affected by:

•	the level of commercial and residential construction in our local markets, including reductions in the demand for new residential housing construction below current or historical levels;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates and lending standards;

•	changes in the mix of our customers and business, which result in periodic variations in the margins on jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	pricing pressure due to changes in asset utilization or economic weakness;

•	employment levels; and

•	regional or general economic conditions.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the ready-mix concrete or aggregates industries or in our geographic markets could have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows.

A significant downturn in the construction industry may result in an impairment of our goodwill.

We test goodwill for impairment if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. During such impairment testing, we may identify events or changes in circumstances that could indicate the fair value of one or more of our reporting units is below its carrying value. For example, a significant downturn in the construction industry may have an adverse effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, non-cash write-down of goodwill.

Our business is seasonal and subject to adverse weather.

Because our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including tornados, cold weather, snow and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and impede our ability to efficiently deliver concrete. For example, our operating results during 2025 were significantly impacted by unusually heavy and sustained rainfall across Oklahoma and Arkansas during the year, which limited construction activity and reduced delivery days. Adverse weather conditions could also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, delays in obtaining permits, time required to remove water from flooded operations and similar events. In addition, during periods of extended adverse weather or other operational delays, we may elect to continue to pay certain hourly employees to maintain our workforce, which may adversely impact our results of operations. Severe drought conditions can also restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Our business depends on the availability of sand and aggregate reserves or deposits and our ability to obtain or mine them economically.

Sand and aggregates are a key component of ready-mix concrete. Because sand and aggregates are inexpensive, they are generally cost prohibitive to transport long distances, except in large quantities by railroad or water. As a result, access to local supplies of sand and aggregates, whether mined locally or shipped there by railroad or water, is critical to the operations of our ready-mix concrete business. We may face challenges finding sand and aggregate deposits that we can mine economically with appropriate permits, either within our markets or in long-haul transportation corridors that can economically serve our markets. Due to urban growth, available quarrying locations have been reduced, and communities have imposed restrictions on mining, making aggregates and sand supplies scarce in certain markets. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to secure operating and environmental permits to operate at those sites. If we are unable to access economical sources of sand and aggregates either internally or from third parties, our business, financial condition, results of operations, liquidity and cash flows might be materially and adversely affected.

We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.

Our competitive position in a given market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or less complex jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, as well as price, are the principal competitive factors among suppliers for large or complex jobs. Concrete manufacturers like us generally obtain customer contracts through local sales and marketing efforts directed at general contractors, developers, governmental agencies and homebuilders. As a result, we depend on local relationships. We generally do not have long-term sales contracts with our customers.

Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of concrete, cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with competitive advantages. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do may have competitive advantages over us for jobs that are particularly price-sensitive. Competitors having greater financial resources than we do to invest in new mixer trucks, build plants in new areas, or pay for acquisitions also may have competitive advantages over us.

If we are unable to accurately estimate the overall risks, revenues or costs on our projects, we may incur contract losses or achieve lower profits than anticipated.

Pricing on fixed unit price contracts is based on approved quantities irrespective of our actual costs, and contracts with a fixed total price require that the work be performed for an agreed-upon price irrespective of our actual costs. We generate profits on fixed unit price and fixed total price contracts only when our revenues exceed our actual costs, which requires us to accurately estimate and control our costs and avoid cost overruns. If our cost estimates are too low or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	the failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a fixed total price contract;

•	delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•	contract or project modifications or conditions creating unanticipated costs that are not covered by change orders;

•	unanticipated re-work or replacement costs in the event that a project is not completed on spec;

•	changes in the availability, proximity and costs of materials, including sand and aggregates, as well as fuel and lubricants for our equipment;

•	the availability and skill level of workers;

•	onsite conditions that differ from those assumed in the original bid;

•	the failure by our suppliers, subcontractors, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, engineers, customers or personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by a government authority, including OSHA or MSHA;

•	difficulties in obtaining required government permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure customers seeking to impose contractual risk-shifting provisions that result in increased risks to us.

These and other factors may cause us to incur losses, which could have a material adverse effect on our financial condition, results of operations or liquidity.

We depend on our information technology systems and processes, which are subject to cybersecurity and data leakage risks.

We depend on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems has the potential to negatively affect our operations. We could experience a business interruption, theft of information or reputational damage as a result of a cybersecurity attack, such as the infiltration of a data center, or data leakage of confidential information either internally or through our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, our efforts may not prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity. Similarly, our suppliers rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk of, and may be impacted by, cybersecurity attacks. Although we have not experienced a material cybersecurity incident or business interruption event to date, an interruption in the business operations of our suppliers and other third parties with which we do business resulting from a cybersecurity attack could indirectly impact our business operations.

We depend on third parties for concrete equipment and materials essential to operate our business.

We rely on third parties to sell or lease property, plant and equipment to us and to provide us with materials necessary for our operations, including cement, aggregates and other substances. We cannot provide assurance that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy. If we are unable to purchase or lease necessary properties or equipment, our operations could be severely impacted. If we lose our supply contracts and receive insufficient supplies from third parties to meet our customers’ needs or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages, or distribution problems, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected.

We use large amounts of electricity and diesel fuel that are subject to potential reliability issues, supply constraints, and significant price fluctuation, which could affect our financial position, operating results and liquidity.

In our production and distribution processes, we consume significant amounts of electricity and diesel fuel. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our financial position, results of operations and liquidity from period to period.

Delays or interruptions of our transportation logistics could affect operating results.

Our products are distributed to our markets by trucks, which are Company-owned. Transportation logistics play an important role in allowing us to supply products to our customers. Any significant delays, disruptions, or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to factors outside of our control, including capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative and timely means to transport our products or fuels at a reasonable cost, which could materially affect our financial position and results of operations.

Our continued success requires us to hire, train and retain qualified personnel and subcontractors in a competitive industry.

The success of our business depends on our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. In addition, we rely on project management personnel, skilled plant managers, technicians, drivers and other employees and qualified subcontractors who possess the necessary and required experience and expertise to perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and within the time frame demanded by our customers. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel. Also, it could be difficult to replace personnel who hold credentials that may be required to perform certain government projects and/or who have significant government contract experience. As some of our executives and other key personnel approach retirement age, we must provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into vacant leadership roles and other key positions. If we are unable to attract and retain enough skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects and our strategic plan may be adversely affected, the costs of executing both our existing and future projects may increase, and our financial performance may decline. In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff or redundancy of facilities that could have a material adverse impact on our business, financial condition and results of operations.

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. Several factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies and other government regulations. Although we have not experienced material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers and increased fuel costs has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Our failure to comply with immigration laws could result in significant liabilities, harm our reputation with our customers and disrupt our operations.

Although we take steps to verify the employment eligibility status of our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that could make it more difficult to hire and retain qualified employees. Termination of a significant number of unauthorized employees may disrupt our operations and cause temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. If we fail to comply with these laws, our operations may be disrupted. In addition, many of our customer contracts specifically require compliance with immigration laws, and, in some cases, our customers’ audit compliance with these laws. Further, several of our customers require that we ensure that our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us. These factors could adversely affect our results of operations and financial position.

Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.

Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. Compliance with these evolving federal, state and local laws and regulations could substantially increase our cost of doing business. In recent years, companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters, some of which have resulted in the payment of meaningful damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

Our business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.

We generate construction contract revenue from publicly funded projects and the sale of ready-mix concrete to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected. In November 2021, the Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law, which provided additional funding for highways, bridges and airports over a five-year period. The IIJA authorized approximately $1.2 trillion in federal spending for transportation and infrastructure projects across the United States. Of this, approximately $51 billion has been earmarked through 2026 for infrastructure development in Arkansas, Oklahoma, Texas and Louisiana. In addition, the Inflation Reduction Act passed in August 2022 has provided funding for a variety of infrastructure-related programs. Although these laws provide for funding for street, highway and other public works projects at historically high levels, the timing, nature and scale of the projects for which these funds under these programs or otherwise will be used remains uncertain given variations in the appropriation processes at the federal and state levels. As a result, we cannot be assured of the existence, timing or amount of future infrastructure funding. Federal infrastructure funding is also subject to uncertainties associated with congressional spending, including the potential impacts of budget deficits, government shutdowns and federal sequestration.

State and local governments fund their infrastructure spending from specially allocated amounts collected from various state and local taxes, respectively, typically fuel taxes and vehicle fees, as well as from voter-approved bond programs. Shortages in state and local tax revenues can reduce the amount spent or delay expenditures on state and local infrastructure projects, respectively. Many state and local governments have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Even if federal, state and local funding remains at historical levels, there is no guarantee that we will win bids for projects for which funding is allocated. Any reduction in federal, state or local government infrastructure funding in the areas in which we operate could have a material adverse effect on our results of operations.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including water usage; land usage; street and highway usage; noise levels; operating hours; and health, safety and environmental matters.

In many instances, we must have various certificates, permits, or licenses to conduct our business. Our failure to maintain required certificates, permits, or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain new certificates, permits or licenses, could impede the implementation of any acquisitions.

Governmental requirements that impact our operations include those relating to air quality, solid and hazardous waste management and cleanup and water quality. These requirements are complex and subject to change. The Trump administration may enact and implement new laws and enhanced regulations that could adversely and materially affect us. Certain laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, can impose strict liability in some cases without regard to negligence or fault, including for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify, or obtain indemnification for, environmental liabilities of acquired businesses.

Climate change and related laws and regulations could adversely affect us. The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in the volume, frequency and intensity of rainfall and tropical storms, which would impair our ability to perform our projects. Climate change could also lead to disruptions in our supply chain, thereby impairing our production capabilities, or the distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels or flooding from sea level changes. These changes could be severe and could negatively impact demand for our products and services. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital or other expenditures to comply with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

Our operations are subject to various hazards, including natural disasters, that may cause personal injury or property damage for which we have a limited amount of insurance, and our business, operating costs and profitability could be adversely affected.

Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards. Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks. We maintain insurance coverage against certain workers’ compensation, automobile and general liability risks as part of our overall risk management strategy, and a portion of our contracts require us to maintain specific types and amounts of coverage. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. This insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate, or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

We maintain only a limited amount of insurance for natural disasters. A natural disaster or other serious disruption to our facilities due to earthquake, hurricane, fire, flood, severe weather or any other cause could substantially disrupt our operations. In addition, we could incur significantly higher costs during the time it takes us to reopen or replace one or more of our facilities, which may not be reimbursed by insurance.

The insurance policies we maintain are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based on our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. If we were to experience insurance claims or costs above our estimates, our business, financial condition, results of operations, liquidity and cash flows might be materially and adversely affected.

Increasing insurance claims and expenses could lower our profitability and increase our business risk.

The nature of our business subjects us to product liability, property damage, business interruption, personal injury and workers’ compensation claims. Increased premiums charged by insurance carriers may further increase our expenses as coverage expires or otherwise cause us to raise our self-insured retention amounts. If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage may be subject to factors beyond our control. Further, allegations relating to workers’ compensation violations may result in investigations by insurance regulatory or other governmental authorities, which investigations, if any, could have a direct or indirect material adverse effect on our ability to pursue certain types of business which, in turn, could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

Financial and Liquidity Risks

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

Our debt consists primarily of our borrowings under the Amended Credit Agreement, which provides for a fully drawn senior secured first lien Term Loan facility in the aggregate principal amount of $205 million and a $25 million Revolving Credit Facility. A significant portion of our cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this level of indebtedness could:

•	require us to use a significant percentage of our cash flow from operations for debt service and the satisfaction of repayment obligations, and not for other purposes;

•	limit our ability to borrow money or issue equity to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	cause our interest expense to increase if there is a general increase in interest rates, because a portion of our indebtedness bears interest at floating rates;

•	limit our flexibility in planning for or reacting to changes in our business and future business opportunities;

•	cause us to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to a downturn in our business or the economy; and

•	limit our ability to exploit business opportunities.

Volatility in the credit markets, including due to changes in interest rates in the United States, may further increase our interest payments. We have secured overnight financing rate (“SOFR”)-based floating rate borrowings under the Amended Credit Agreement which expose us to variability in interest payments due to changes in the reference interest rates. SOFR has a limited history as a reference rate, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict. Although the Amended Credit Agreement restricts our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.

The Amended Credit Agreement restricts our ability to engage in some business and financial transactions.

The Amended Credit Agreement contains a number of covenants that limit, subject to certain exceptions, our ability to incur additional indebtedness or guarantees, create liens on assets, change our or our subsidiaries’ fiscal year, accounting policies or reporting practices, enter into sale and leaseback transactions, enter into certain restrictive agreements, engage in mergers or consolidations, participate in partnerships and joint ventures, sell assets, incur additional liens, pay dividends or distributions and make other restricted payments, make investments, loans or advances, repay or amend the terms of subordinated indebtedness, prepay or amend the terms of certain other indebtedness in a manner adverse to the lenders or which would shorten the final maturity of such indebtedness, make acquisitions, enter into certain hedge transactions, amend material contracts, engage in certain transactions with affiliates, engage in new lines of business, or issue any new senior preferred equity unless we are in compliance on a pro forma basis with our financial covenants and our pro forma consolidated senior leverage ratio is less than 2.50 to 1.00. The Amended Credit Agreement also requires us to maintain a consolidated fixed charge coverage ratio and a consolidated senior leverage ratio, and the Amended Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the Amended Credit Agreement will be entitled to accelerate amounts due thereunder and take other actions permitted to be taken by a secured creditor. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We may need to raise additional capital in the future, and we may not be able to do so on favorable terms or at all, which could impair our ability to operate our business or achieve our growth objectives.

Our ongoing ability to generate cash is important for funding our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our Revolving Credit Facility, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part on prevailing market conditions, as well as conditions in our business and our operating results. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our Revolving Credit Facility may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make certain investments, take advantage of acquisitions or other opportunities or respond to competitive challenges, each of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition and overall results of operations.

Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Additionally, our customers, critical vendors and business partners also could be adversely affected by these risks as described above, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects. Any decline in available funding or access to our cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us could, among other risks, have material adverse impacts on our ability to meet our operating expenses and other financial needs, could result in breaches of our financial and/or contractual obligations and could have material adverse impacts on our business, financial condition and results of operations.

Risks Related to Ownership of our Class A Common Stock and Warrants

An active market for our Class A Common Stock may not continue to develop, which would adversely affect the liquidity and price of our securities.

Prior to the Business Combination, there was no public market for Class A Common Stock. We cannot predict the extent to which investor interest in us will lead to the development of a trading market on Nasdaq or otherwise, or how liquid that market might become. If an active market does not continue develop, stockholders may have difficulty selling any Class A Common Stock. An inactive market may also impair our ability to raise capital by selling our Class A Common Stock and may impair our ability to acquire or make investments in companies for which we may issue equity securities to pay for such acquisitions.

There can be no assurance that the shares of our Class A Common Stock will be able to comply with the continued listing rules of Nasdaq.

Our Class A Common Stock is listed on The Nasdaq Global Market. In order to maintain our listing, we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include that the closing bid price of our Class A Common Stock be at least $1.00 per share, that we have at least 400 round lot holders and at least 750,000 publicly held shares, that the market value of our publicly held securities be at least $5 million, and that we meet one of these standards: stockholders’ equity of at least $10 million; market value of listed securities of at least $50 million; or total assets and total revenues of at least $50 million each in the latest fiscal year or in two of the last fiscal years.

If Nasdaq delists our securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Class A Common Stock;

•	reduced liquidity for our Class A Common Stock;

•

a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Class A Common Stock; and

•	a decreased ability to issue additional Class A Common Stock or obtain additional financing in the future.

As a result of these factors, if our Class A Common Stock is delisted from Nasdaq, the value and liquidity of our Class A Common Stock would likely be significantly adversely affected. A delisting of our Class A Common Stock from Nasdaq could also result in a loss of confidence by investors, employees and/or business partners.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class A Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Common Stock, prevent our Class A Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

The price of our Class A Common Stock may change significantly, and you could lose all or part of your investment as a result.

The trading price of our Class A Common Stock is volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Investors may not be able to resell their shares of our Class A Common Stock at an attractive price due to a number of factors, including, but not limited to, the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	any significant change in our management;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	future sales of our Class A Common Stock or other securities;

•	investor perceptions of the investment opportunity associated with our Class A Common Stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation involving us, our industry, or both, or investigations by regulators into our Board of Directors (the “Board”), our operations or those of our competitors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the sustainability of an active trading market for our Class A Common Stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Class A Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business, regardless of the outcome of such litigation.

The dual class structure of our Common Stock has the effect of concentrating voting control with holders of our Class B Common Stock, which limits the ability of holders of our Class A Common Stock to influence corporate matters.

Pursuant to our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), each share of our Class B Common Stock has 10 votes per share, and each share of our Class A Common Stock has one vote per share. As of May 5, 2026, the outstanding Class B Common Stock represented approximately 82.6% of the total voting power of our outstanding Common Stock. The shares of our Class B Common Stock are owned primarily by Dothan Concrete Investors, LLC (“Dothan Concrete”) and Dothan Independent GP, LP (“Dothan Independent”), which are vehicles controlled by the SunTx Group. Because of the 10-to-one voting ratio between our Class B Common Stock and our Class A Common Stock, the holders of our Class B Common Stock collectively control a majority of the combined voting power of our Common Stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits and precludes the ability of holders of shares of our Class A Common Stock to influence corporate matters. Transfers of shares of our Class B Common Stock will generally result in those shares converting into shares of Class A Common Stock, with limited exceptions. The conversion of shares of our Class B Common Stock into Class A Common Stock has the effect, over time, of increasing the relative voting power of each remaining share of Class B Common Stock.

Future sales, or the perception of future sales, of our Class A Common Stock by us or our stockholders in the public market could cause the market price for our Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

Further, sales of our Class A Common Stock upon expected expiration of resale restrictions could encourage short sales by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As such, short sales of our Class A Common Stock could have a tendency to depress the price of our Class A Common Stock, which could further increase the potential for short sales.

In addition, shares of our Common Stock are reserved for future issuance under the Suncrete, Inc. 2026 Omnibus Incentive Plan (the “2026 Plan”) and will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to the 2026 Plan. Any such registration statements on Form S-8 will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In addition, registration rights we may grant in the future, including in the ordinary course of our business, may further depress market prices if these registration rights are exercised or shares of our Class A Common Stock are sold under resale registration statements. The presence of additional shares trading in the public market may also adversely affect the market price of our Class A Common Stock.

As part of our acquisition business strategy, we have in the past and may in the future acquire businesses and issue equity securities to pay for any such acquisition. We may also raise capital through equity financing in the future. Any such issuances of additional capital stock may cause stockholders to experience significant dilution in their percentage of ownership of our stock and cause the per share value of our Class A Common Stock to decline.

The SunTx Group controls the Company, and their interests may conflict with the interests of the Company or yours in the future.

As of May 5, 2026, Dothan Concrete and Dothan Independent, which are vehicles controlled by SunTx Capital Management Corp. (“SunTx Capital Management”), and Ned N. Fleming III, our Executive Chairman (collectively, the “SunTx Group”), beneficially owned approximately 0.8% of the outstanding shares of Class A Common Stock and 98.8% of the outstanding Class B Common Stock, representing approximately 82.6% of the combined voting power of our Common Stock. Each share of our Class B Common Stock has 10 votes per share, and each share of our Class A Common Stock has one vote per share. Therefore, the SunTx Group has the ability to elect all of the members of our Board and thereby control our policies and operations, including the appointment of management, future issuances of Class A Common Stock or other securities, the payment of dividends, if any, on the Class A Common Stock, our ability to incur or issue debt, amendments to our Certificate of Incorporation or our Amended and Restated By-Laws (the “Bylaws,” and together with the Certificate of Incorporation, our “Organizational Documents”) and entry into extraordinary transactions. This concentration of voting control could deprive investors of an opportunity to receive a premium for their shares of Class A Common Stock as part of a sale of the Company and ultimately might affect the market price of our Class A Common Stock.

In addition, the Company has engaged in related party transactions involving the SunTx Group and certain companies controlled by its members. As a result, the interests of the SunTx Group may not in all cases be aligned with your interests. In addition, the SunTx Group may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, the SunTx Group could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. SunTx is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with ours. The Organizational Documents provide that SunTx Capital Management, any of its affiliates or any director who is not employed by the Company or his or her affiliates do not have a duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The SunTx Group also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as the SunTx Group beneficially owns enough shares of our Class B Common Stock, the SunTx Group will continue to effectively control our decisions, even if the number of shares of outstanding Class B Common Stock is limited in proportion to the total number of shares of Common Stock outstanding. Pursuant to the Organizational Documents, shares of our Class B Common Stock may be transferred to an unrelated third party if SunTx Capital Management consents to such transfer.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Class A Common Stock or if our operating results do not meet their expectations, the price and trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no securities or industry analysts commence coverage of us, the trading price for our Class A Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about our businesses, or if our operating results do not meet analyst expectations, the trading price of our Class A Common Stock would likely decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, demand for our Class A Common Stock could decrease, which might cause our Class A Common Stock price and trading volume to decline.

We may issue preferred stock with terms that could adversely affect the voting power or value of our Class A Common Stock.

Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A Common Stock with respect to dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or upon the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Class A Common Stock.

We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Provisions in our Organizational Documents and Delaware corporate law make it more difficult to effect a change in control, which could adversely affect the price of our Class A Common Stock.

Certain provisions in our Organizational Documents and Delaware corporate law could delay or prevent a change in control, even if that change would be beneficial to our stockholders. The Organizational Documents contain provisions that may make acquiring control of us difficult, including:

•

a dual class common stock structure, which provides the SunTx Group and the other holders of our Class B Common Stock with the ability to control the outcome of matters requiring stockholder approval, so long as they continue to beneficially own a sufficient number of shares of our Class B Common Stock, even if they own significantly less than 50% of the total number of shares of our outstanding Common Stock;

•	a classified Board with three-year staggered terms;

•	provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at our annual meetings of stockholders;

•	limitations on the ability of our stockholders to call a special meeting;

•	limitations on the ability of our stockholders to act by written consent to become effective once no shares of our Class B Common Stock remain outstanding;

•

the ability of our Board to adopt, amend or repeal bylaws, and the requirements that, while shares of our Class B Common Stock remain outstanding, the affirmative vote of holders of a majority in voting power of all the outstanding shares of capital stock be obtained for stockholders to amend our Bylaws, and, once no shares of our Class B Common Stock remain outstanding, the affirmative vote of holders representing at least 66 2∕3% of the voting power of all outstanding shares of capital stock be obtained for stockholders to amend our Bylaws;

•

the requirement that the affirmative vote of holders representing at least 66 2∕3% of the voting power of all outstanding shares of capital stock be obtained to remove directors or amend our Certificate of Incorporation, to become effective once no shares of our Class B Common Stock remain outstanding; and

•	the authority of our Board to issue and set the terms of preferred stock without the approval of our stockholders.

These provisions also could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay for shares of our Class A Common Stock.

The Certificate of Incorporation designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

The Certificate of Incorporation provides that, subject to limited exceptions, state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law; or (iv) action asserting a claim against us that is governed by the internal affairs doctrine, and that if any action specified above is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (a) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (b) having service of process made upon such claiming party by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. In addition, our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We are a “controlled company” under Nasdaq listing rules. As a result, our stockholders do not have, and may never have, certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

The SunTx Group controls a majority of the voting power of our Common Stock. Therefore, we are a “controlled company” under Nasdaq listing rules. As a controlled company, we are not required to comply with certain provisions requiring that (i) a majority of our directors be independent, (ii) the compensation of our executives be determined by independent directors or (iii) nominees for election to our Board be selected by independent directors. Because we intend to continue to take advantage of these exemptions, our stockholders may not have the protections that these rules are intended to provide. Our status as a controlled company could cause our Class A Common Stock to be less attractive to certain investors or otherwise reduce the trading price of our Class A Common Stock.

We do not intend to pay cash dividends on our Class A Common Stock in the foreseeable future, and therefore only appreciation, if any, of the price of our Class A Common Stock will provide a return to our stockholders.

We do not intend to pay cash dividends on our Class A Common Stock in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board and will depend upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors deemed relevant by our Board. As a result, only appreciation of the price of our Class A Common Stock, which may not occur, will provide a return to our stockholders.

A substantial number of shares of our securities are restricted securities and, as a result, there may be limited liquidity for our Class A Common Stock.
A substantial portion of our outstanding shares of Class A Common Stock currently constitute restricted securities and “control” securities for purposes of Rule 144 of the Securities Act or are otherwise subject to a contractual lockup. As a result, there may initially be limited liquidity in the trading market for our Class A Common Stock until these shares are sold pursuant to an effective registration statement under the Securities Act or the shares become available for resale without volume limitations or other restrictions under Rule 144 and are otherwise no longer subject to a lockup agreement. Even once these are no longer restricted or a registration statement for such shares has become effective, the liquidity for our Class A Common Stock may remain limited given the substantial holdings of such stockholders, which could make the price of our Class A Common Stock more volatile and may make it more difficult for investors to buy or sell large amounts of our Class A Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the quarter ended March 31, 2026 that were not previously reported on a Current Report on Form
8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or “officer” (as defined in
Rule 16a-1(f) of
the Exchange Act) of the Company adopted or terminated a
“Rule 10b5-1
trading arrangement” or
“non-Rule 10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1†	Business Combination Agreement (Incorporated by reference to Exhibit 2.1 to Haymaker’s Current Report on Form 8-K/A, filed with the SEC on October 14, 2025).

2.2†	Equity and Asset Purchase and Contribution Agreement, dated October 17, 2025, by and among SRM, Inc., SRM Leasing, LLC, Schwarz Sand, LLC, certain equity holders of SRM, Inc., SRM Leasing, LLC, Schwarz Sand, LLC, certain other transaction beneficiaries and SRM, Inc., in its capacity as a representative of the selling parties (Incorporated by reference to Exhibit 2.2 to the Company’s Amendment No. 2 to the Form S-4, filed with the SEC on February 4, 2026).

2.3	First Amendment to Equity Asset Purchase and Contribution Agreement, dated March 27, 2026, by and between Eagle Redi-Mix Concrete, LLC and SRM, Inc. DBA Schwarz Ready Mix, in its capacity as representative of the selling parties (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

2.4†	Membership Interest Purchase Agreement, dated April 28, 2026, by and between Concrete Partners, LLC, Suncrete Intermediate, Inc., Hope Concrete Intermediate Holdings, LLC, and certain owners of Hope Concrete, LLC signatory thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2026).

2.5†	Membership Interest Purchase Agreement, dated May 6, 2026, by and among Randell R. Owens, Ronda A. Owens, JAO, LLC, and Owens Regional Investments, LLC, as sellers, Jacob Owens, as sellers representative, and Hope Concrete, LLC, as purchaser (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2026).

3.1	Amended and Restated Certificate of Incorporation of Suncrete, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

3.2	Amended and Restated By-Laws of Suncrete, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

3.3	Certificate of Designation for the Series A Convertible Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

4.1	Warrant Agreement, dated July 25, 2023, by and between Haymaker and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.1 to Haymaker’s Current Report on Form 8-K, filed with the SEC on July 31, 2023).

4.2	Amendment No. 1 to Warrant Agreement, dated April 8, 2026, by and between Haymaker and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Haymaker’s Registration Statement on Form S-1/A (File No. 333-273117), filed with the SEC on July 17, 2023).

10.1#	Securities Exchange Agreement, dated March 26, 2026, by and between the Company and the holders signatory thereto (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

10.2#	Consent and Second Amendment to the Credit Agreement and First Amendment to the Security and Pledge Agreement, dated March 25, 2026, by and among Concrete Partners, LLC, Concrete Partners Holding, LLC, Eagle Concrete Holdings, LLC, Eagle Redi-Mix Concrete, LLC, RAM Transportation, LLC, Schwarz Sand, LLC and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Suncrete, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

†	Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
#

Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the SEC upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Suncrete, Inc.
Date: May 15, 2026
	By:	/s/ Randall Edgar
Randall Edgar
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)
Date: May 15, 2026
	By:	/s/ Tommy Wentroth
Tommy Wentroth
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)